Form 10-K/A
period 2005-03-07
IndyMac Home Equity Loan Trust 2004-2
filed 2005-04-01
CIK 1304836

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

                                   Amendment No.1

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

     Exhibits 99.2 and 99.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed March
     31, 2005, did not relate to the servicing of home equity line of credit loans. The correct versions of Exhibits 99.2 and 99.3 are attached to this Amendment No.1.


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


                                   By: Lehman ABS Corp.
                                      By: /s/:Joseph J. Kelly
                                             Joseph J. Kelly
                                             Senior Vice President

     Date: April 1, 2005

     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification

      99.2 Servicer's Report of Independent Registered Public Accounting Firm for Year End December 31, 2004

      99.3 Servicer's Annual Report of Management for Year End December 31, 2004